Form 10-K
period 1998-12-31
GREEN TREE FLOORPLAN RECIEVABLES MASTER TRUST
filed 2000-12-14
CIK 1058999

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
____X___ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

_________         Transition report pursuant to section 13 or 15(d) of the
                  Securities Exchange Act of 1934 for the transition period from _________to _________.

Commission file number:  000-24883

Exact name of Registrant as specified in its charter:
         Green Tree Floorplan Receivables Master Trust

State or other jurisdiction of incorporation or organization:  Minnesota

I.R.S. Employer Identification No.:  41-1823871

Address of principal executive offices:
         1100 Landmark Towers, 345 St. Peter Street, Saint Paul, Minnesota 55102-1639

Registrant's telephone number, including area code:  (651) 293-3400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
         Floorplan Receivable Trust Certificates, Series 1998-1
         Floorplan Receivable Trust Certificates, Series 1998-2

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes ______         No ___X___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     1 of 5

PART I
Item 1.       BUSINESS.

              The Trust was formed to hold Floorplan Receivables and related assets and to issue Series of Floorplan Receivable Trust Certificates. The Trust will only acquire and hold the Floorplan Receivables and related assets, issue the Certificates and the Exchangeable Transferor Certificate, and engage in related activities (including, with respect to any Series, entering into any credit enhancement agreement relating thereto). The Trust has issued six Series of Certificates: Series 1995-1, Series 1996-1, Series 1996-2, Series 1998-1, Series 1998-A and Series 1998-2. The Series 1995-1 Certificates, the Series 1996-2 Certificates and the Series 1998-A Certificates have been retired.

Item 2.       PROPERITIES.

              Not applicable.

Item 3.       LEGAL PROCEEDINGS.

              Not applicable.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              Not applicable.

PART II
Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

              As of December 31, 1998, the Trust had 27 holders of record of the Certificates, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended.

Item 6.       SELECTED FINANCIAL DATA.

              Not applicable.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

              Not applicable.

                                     2 of 5

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              Not applicable.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              Not applicable.


PART III
Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

              Not applicable.

Item 11.      EXECUTIVE COMPENSATION.

              Not applicable.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              Not applicable.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              Not applicable.


PART IV
Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

              (a) The annual report of independent accountants, dated March 30, 1999, delivered pursuant to Section 3.6 of the Pooling and Servicing Agreement, is filed herewith.

              (b)  None.

                                     3 of 5

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                GREEN TREE FLOORPLAN RECEIVABLES MASTER TRUST

                                By:  Green Tree Floorplan Funding Corp.


Date: December 14, 2000         By: /s/ Phyllis A. Knight
                                   -----------------------------------------
                                    Senior Vice President and Treasurer
                                   -----------------------------------------


                                     4 of 5

                                  EXHIBIT INDEX


Item
----
99.1 The annual report of independent accountants, dated March 30, 1999, delivered pursuant to Section 3.6 of the Pooling and Servicing Agreement.


                                     5 of 5