Form 10-K
period 1999-12-31
GREEN TREE FLOORPLAN RECIEVABLES MASTER TRUST
filed 2000-12-15
CIK 1058999

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
____X___ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

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

Securities registered pursuant to Section 12(g) of the Act:
         Floorplan Receivable Trust Certificates, Series1998-1 Floorplan Receivable Trust Certificates, Series1998-2 Floorplan Receivable Trust Certificates, Series1999-1

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

                                     1 of 5

PART I
Item 1.       BUSINESS.

              The Trust was formed to hold Floorplan Receivables and related assets and to issue Series of Floorplan Receivable Trust Certificates. The Trust will only acquire and hold the Floorplan Receivables and related assets, issue the Certificates and the Exchangeable Transferor Certificate, and engage in related activities (including, with respect to any Series, entering into any credit enhancement agreement relating thereto). The Trust has issued seven Series of Certificates: Series 1995-1, Series 1996-1, Series 1996-2, Series 1998-1, Series 1998-A, Series 1998-2 and Series 1999-1. The Series 1995-1 Certificates, the Series 1996-2 Certificates and the Series 1998-A Certificates have been retired.

Item 2.       PROPERITIES.

              Not applicable.

Item 3.       LEGAL PROCEEDINGS.

              Not applicable.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              Not applicable.

PART II
Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

              As of December 31, 1999, the Trust had 36 holders of record of the Certificates, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended.

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


PART IV
Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

              (a) The annual report of independent accountants, dated March 30, 2000, delivered pursuant to Section 3.6 of the Pooling and Servicing Agreement, is filed herewith.

              (b) None.

                                     3 of 5

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   GREEN TREE FLOORPLAN RECEIVABLES MASTER TRUST

                                   By:  Green Tree Floorplan Funding Corp.


Date:  December 14, 2000           By:  /s/ Phyllis A. Knight
                                        ----------------------------------------
                                        Senior Vice President and Treasurer
                                        ----------------------------------------



                                     4 of 5

                                  EXHIBIT INDEX


Item
----
99.1 The annual report of independent accountants, dated March 30, 2000, delivered pursuant to Section 3.6 of the Pooling and Servicing Agreement.


                                     5 of 5